Form 10-Q
period 2009-06-30
Target Acquisitions II, Inc.
filed 2009-08-14
CIK 1440209

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53329

Target Acquisitions II, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2895710
(I.R.S. Employer Identification Number)

122 Ocean Park Blvd., #307, Santa Monica, CA 90405
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of August 1, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TARGET ACQUISITIONS II, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2009 and December 31, 2008	F-1

	Statements of Operations for the three and six month periods ended June 30, 2009 and for the Cumulative Period from Inception (June 27, 2008) to June 30, 2009	F-2

	Statements of Cash Flows for the six month period ended June 30, 2009 and for the Cumulative Period from Inception (June 27, 2008) to June 30, 2009	F-3

	Notes to Financial Statements	F-4 – F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4A(T). Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

TARGET ACQUISITIONS II, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$-	$275
Prepaid Expenses	-	275

TOTAL ASSETS	$-	$275

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,189	$2,654

TOTAL LIABILITIES	5,189	2,654

STOCKHOLDER’S EQUITY (DEFICIT):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	175	175
Deficit accumulated during the development stage	(10,364)	(7,554

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(5,189)	2,379

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$-	$275

See notes to unaudited financial statements.

TARGET ACQUISITIONS II, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	June 27, 2008 (Inception) through June 30, 2009

Revenues	$-	$-	$-

Operating Expenses
General and administrative	2,535	2,810	10,364

Net Operating Expenses	2,535	2,810	10,364

Net Loss	$(2,535	$(2,810)	$(10,364)

Basic and Diluted Net Loss per share	$(0.00	$(0.00

Weighted average number of common shares outstanding	5,000,000	5,000,000

See notes to unaudited financial statements

TARGET ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended June 30, 2009	For the Cumulative Period from Inception (June 27, 2008) through June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,810)	$(10,364)
Changes in:
Accounts payable	2,535	5,189
Net cash used by operating activities	(275)	(5,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	5,000
Additional paid-in capital, cash contribution	-	175
Net cash provided by financing activities	-	5,175

NET DECREASE IN CASH AND CASH EQUIVALENTS	(275)	-

Cash and cash equivalents at beginning of period	275	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

See notes to unaudited financial statements.

TARGET ACQUISITIONS II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The June 30, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows.  Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and may not be indicative of the results of the Company for the year ending December 31, 2009.  This Quarterly Report on Form 10-Q should be read in conjunction with the Form 10-K Annual Report which incorporates audited financial statements for the period ended December 31, 2008 for the Company.

(c)	Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $10,364, used cash from operations of $5,175 since its inception, and has a working capital deficit of $5,189 at June 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)	Use of Estimates:

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents outstanding as of June 30, 2009 and December 31, 2008, respectively.

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

NOTE 2	-	CAPITAL STOCK (Continued):

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

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flow.

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

Results of Operations

For the quarter ending June 30, 2009, the Company had no activities that produced revenues from operations.

For the quarter ending June 30, 2009, the Company recorded general and administrative expenses of $2,535 a net loss of $2,535.

For the six-month period ending June 30, 2009, the Company recorded general and administrative expenses of $2,810 a net loss of $2,810.

For the period from inception (June 27, 2008) through June 30, 2009, the Company had no activities that produced revenues from operations and had a net loss of $10,364 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and the Company’s periodic reports filed with the U. S. Securities and Exchange Commission.

Liquidity and Capital Resources

As of June 30, 2009, the Company had no assets and liabilities of $5,189.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Six-month Period ended June 30, 2009

Operating activities	$(275)
Investing activities	-
Financing activities	$-

Net effect on cash	$(275)

For the Cumulative Period from Inception (June 27, 2008) through June 30, 2009

Operating activities	$(5,175)
Investing activities	-
Financing activities	$5,175

Net effect on cash	$-

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

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii)	consummating an acquisition.

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2009
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