Form 10-Q
period 2009-09-30
Target Acquisitions II, Inc.
filed 2009-11-16
CIK 1440209

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data  File  required to be submitted and posted pursuant to Rule 405 of Regulation  S-T  during  the preceding 12 months (or  for  such  shorter  period  that  the  registrant  was required to submit and post such files).  ☐ Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of November 10, 2009.

Transitional Small Business Disclosure Format (Check one):      Yes ☐      No ☒

TARGET ACQUISITIONS II, INC.

- INDEX -

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2009 and December 31, 2008	F-1

	Statements of Operations for the three and nine month periods ended September 30, 2009 and for the Cumulative Period from Inception (June 27, 2008) to September 30, 2009	F-2

	Statements of Cash Flows for the nine month period ended September 30, 2009 and for the Cumulative Period from Inception (June 27, 2008) to September 30, 2009	F-3

	Notes to Financial Statements	F-4–F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4A(T). Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

Signatures		5

TARGET ACQUISITIONS II, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$275

TOTAL ASSETS	$-	$275

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6.366	$2,654

TOTAL LIABILITIES	6,366	2,654

STOCKHOLDER’S EQUITY (DEFICIT):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	175	175
Deficit accumulated during the development stage	(11,541)	(7,554)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(6,366)	2,379

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$-	$275

See notes to unaudited financial statements.

TARGET ACQUISITIONS II, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Mos. Ended September 30, 2009	Three Mos. Ended September 30, 2008	Nine Mos. Ended September 30, 2009	June 27, 2008 (Inception) through September 30, 2009

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	1,177	2,986	3,987	11,541

Net Operating Expenses	1,177	2,986	3,987	11,541

Net Loss	$(1,177)	$(2,986)	$(3,987)	$(11,541)

Basic and Diluted Net Loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000

Note:  The Company’s inception was June 27, 2008 and as a result there is no period 0f 2008 comparable to the nine months ended September 30, 2009

See notes to unaudited financial statements

TARGET ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months ended September 30, 2009	For the Cumulative Period from Inception (June 27, 2008) through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,987)	$(11,541)
Changes in:
Accounts payable	2,962	5,616
Net cash used by operating activities	(1,025)	(5,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	750	750
Proceeds from the issuance of common stock	-	5,000
Additional paid-in capital, cash contribution	-	175
Net cash provided by financing activities	750	5,925

NET DECREASE IN CASH AND CASH EQUIVALENTS	(275)	-

Cash and cash equivalents at beginning of period	275	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:

None

Note:  The Company’s inception was June 27, 2008 and as a result there is no period 0f 2008 comparable to the nine months ended September 30, 2009

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

(b)           Basis of Presentation:

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2008 and the Company’s Registration Statement on Form 10. The September 30, 2009 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2009.  This Quarterly Report on Form 10-Q should be read in conjunction with the Form 10-K Annual Report which incorporates audited financial statements for the period ended December 31, 2008 for the Company.

(c)	Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $11,541, used cash from operations of $5,925 since its inception, and has a working capital deficit of $6,366 at September 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

(e)           Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents outstanding as of September 30, 2009 and December 31, 2008, respectively.

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

Recently issued accounting pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended October 6, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

TARGET ACQUISITIONS II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3     -         RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through November 16, 2009, the issuance date of the Company’s financial statements.

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

Results of Operations

For the quarter and nine-month period ending September 30, 2009, the Company had no activities that produced revenues from operations.

For the quarter ending September 30, 2009, the Company recorded general and administrative expenses of $1,177 a net loss of $1,177.

For the nine-month period ending September 30, 2009, the Company recorded general and administrative expenses of $3,987 a net loss of $3,987.

For the period from inception (June 27, 2008) through September 30, 2009, the Company had no activities that produced revenues from operations and had a net loss of $11,541 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and the Company’s periodic reports filed with the U. S. Securities and Exchange Commission.

Liquidity and Capital Resources

As of September 30, 2009, the Company had no assets and liabilities of $6,366.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Nine-month Period ended September 30, 2009

Operating activities	$(1,025)
Investing activities	-
Financing activities	$750

Net effect on cash	$(275)

For the Cumulative Period from Inception (June 27, 2008) through September 30, 2009

Operating activities	$(5,925)
Investing activities	-
Financing activities	$5,925

Net effect on cash	$-

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

Item 4A(T). CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management believes that the material weakness set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

When warranted by our cash flow and operations, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, at such time, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Due to uncertainties related to the future operations of the Company, we cannot predict a date when these initiatives will be at least partially, if not fully, implemented.  We plan to again review our internal controls by December 31, 2010.

 Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2009
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